Form 10-Q
period 2013-09-30
COLORADO INCOME HOLDINGS INC
filed 2013-11-14
CIK 1581316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission File Number: 333-190083

COLORADO INCOME HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Colorado	6189	46-2856085
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code)	(I.R.S. Employer Identification No.)

7899 SOUTH LINCOLN COURT
SUITE 205 LITTLETON, CO 80122 Telephone: 303-539-3000
(Address and Telephone Number of Registrant’s Principal Executive Offices and Principal Place of Business)

MICHAEL BONN 7899 SOUTH LINCOLN COURT
SUITE 205 LITTLETON, CO 80122 Telephone: 303-539-3000

(Name, Address, and Telephone Number for Agent of Service)

Copies of all communications to:

BRUNSON CHANDLER & JONES
175 South Main St., 15th Floor
Salt Lake City, UT 84111
Telephone:  (801) 303-5730
Facsimile:  (801) 355-5005

If any of the securities being registered on this form are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, please check the following box: ☐

If this form is filed to register additional securities for an offering pursuant to Rule 462(b) under the Securities Act, check the following box and list the Securities Act registration statement number of the earlier effective registration statement for the same offering. ☐

If this form is a post-effective amendment filed pursuant to Rule 462(c) under the Securities Act, check the following box and list the Securities Act registration statement number of the earlier effective registration statement for the same offering. ☐

If this form is a post-effective amendment filed pursuant to Rule 462(d) under the Securities Act, check the following box and list the Securities Act registration statement number of the earlier effective registration statement for the same offering.  ☐

If delivery of the prospectus is expected to be made pursuant to Rule 434, please check the following box: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer (do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2013, there were outstanding 1,000,000 shares of the issuer’s common stock, par value $0.001 per share.

Colorado Income Holdings Inc.

Colorado Income Holdings, Inc.

Form 10-Q for the quarter ended September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Colorado Income Holdings, Inc.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited)		(Audited)
	September 30,		June 30,
	2013		2013

ASSETS

Current assets
Cash	$4,142		$10,000
Total current assets	4,142		10,000

Total Assets	$4,142		$10,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$289,000		$293,000
Total current liabilities	289,000		293,000

Stockholders' Equity (Deficit)
Common stock, $0.001 par value;
50,000,000 shares authorized;
1,000,000 issued and outstanding	1,000		1,000

Additional paid-in capital	9,000		9,000
Accumulated earnings (Deficit) during Development Stage	(294,858,	)	(293,000)

Total Stockholders' Equity (Deficit)		(284,858)	(283,000)

Total Liabilities and Stockholders' Equity (Deficit)	$4,142		$10,000

The accompanying notes are an integral part of these financial statements

Colorado Income Holdings, Inc.
(A Development Stage Company)
Statement of Operations and (Loss)
(UNAUDITED)

	Three Months Ended	May 23, 2013 (Inception)
	September 30,	through September 30,
	2013	2013

Revenue	$-	$-

Expenses
General and Administrative	1,858	294,858
	-	-

Total expenses	1,858	294,858

Income from operations	(1,858)	(294,858)

Other income (expense)
Interest	-	-

Income (loss) before provision for income taxes	(1,858)	(294,858)

Provision for income tax

Net income (loss)	$(1,858)	$(294,858)

Net income (loss) per share
(Basic)	$(0.00)	$(0.29)

(Fully diluted)	$(0.00)	$(0.29)

Weighted average number of
common shares outstanding	1,000,000	1,000,000

Fully diluted weighted average number
of common shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Colorado Income Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Three month	May 23, 2013
	period	(Inception)
	ended September 30,	through September 30,
	2013	2013

Cash Flows From Operating Activities
Net income	(1,858)	(293,000)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Stock issued for services	-	-
Changes in operating assets and liabilities
Accounts Payable	(4,000)	293,000
		293,000

Net cash provided by (used for)
operating activities	(4,000)	293,000

Cash Flows From Investing Activities:
	-	-

Cash Flows From Financing Activities:
Seed Capital from Founder	-	10,000
	-	-

Net cash provided by (used for)
financing activities	-	10,000

Net Increase (Decrease) in Cash	(5,858)	10,000

Cash at Beginning of Period	10,000	-

Cash at End of Period	$4,142	$10,000

The accompanying notes the an integral part of these financial statements

COLORADO INCOME HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Colorado Income Holdings, Inc. (the “Company”), was incorporated in the State of Colorado on May 23, 2013.  The Company was formed to engage in the sale of short term notes and asset-backed loans. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”).  Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fiscal year

The Company employs a fiscal year ending June 30.

Net Income (Loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding.  Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue Recognition

The Company is currently in the Development stage and has no revenues. Revenue will be recognized on an accrual basis as earned under note terms.

Accounts Payable

Accounts Payable consists of amounts owed to professional service providers for Legal, Accounting and consulting services and to the founder for original payments to these providers on behalf of the company.

Statement of Stockholders’ Equity (Deficit)

The founder was granted 1,000,000 shares valued at Par value. At the time these shares were issued (May 23, 2013) the Company was incorporated but had no other value and was not public and had no assets in the company. Consequently, Par value was used to value these shares since the Company had no value other than being incorporated. These shares were issued for services the founder provided to get the company incorporated and the business plan developed.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, approximates fair value.

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended September 30, 2013, the Company has a limited operating history.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to do so.  The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company has a plan in place to remove this threat that begins with conducting the Offering on a “best efforts” basis. It will also rely on its shareholder for further capital investment if necessary.  If the Offering raises at least $300,000, then the Company’s expenses related to the Offering and the expenses related to the Company will be covered. However, the Company will need to generate more than the expenses of the Offering in order to have enough capital to use for the asset-backed loans it will be issuing as part of the business operations. The Company plans to mitigate some of the risks associated with these types of activities by thoroughly evaluating and vetting potential debtors and the use of funds and vigilantly monitoring the payment and collection of all outstanding notes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of operations.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Colorado Income Holdings, Inc. (“the Company”, “we” or “us”) endeavors to be a lender to the commercial business and investment community in Colorado. Colorado’s economy is growing steadily; employment gains in 2012 outpaced the national average and are expected to do the same in 2013.  Unemployment rates are slightly below the national average. Additionally, Colorado was the seventh-fastest growing state in terms of population between July 2011 and July 2012. The United States Census Bureau estimates that the population of Colorado increased by 3.1% between 2010 and 2012. The area surrounding the state’s capital, Denver, is the most populous and the fastest growing. These developments will likely keep the residential real estate market healthy and provide opportunities for lenders to help those seeking financing for homes and other development projects.

The company specializes in non-traditional financing (also called “Out of the Box Financing”, “Hard Money”, “Equity Lending” or “Private Lending”) of real asset backed notes and deeds of trusts primarily on properties and assets primarily in Colorado.  This type of lending depends highly on the marketability of the asset and exit strategy of the borrower more than credit and income of the borrower.  The Company will provide the money to finance transactions secured by real estate or other real business assets. These types of loans involve a high degree of risk.  The Company is established as an asset based lender.

The Company prefers to lend the money directly in order to maximize revenue and maintain control. The Company will fund the loans, service them directly, and create a market for non-performing loans. The Company will underwrite files and asses the loans that have the highest safety to fund and broker out any loans that do not meet our standards.  We will also structure loans to be highly sellable as performing or non-performing. The Company will do this by maintaining strict underwriting guidelines and requiring large default fees by the borrower.  With short terms, low loan to value and high default rate we hope to be able to manage our non-performing loans.

Business Environment and Trends

The global marketplace has been negatively impacted by a variety of factors and the financial services industry in particular has been adversely affected by losses in the mortgage and credit markets. We understand that our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels and has led to the collapse of some market participants. We are also seeing customers intensify their focus on containing or reducing costs as a result of the challenging market conditions.

Three months ended September 30, 2013

Quarterly Revenues

The company is development stage and has not yet generated any revenue.

Quarterly Expenses

The company currently only has general and administrative expenses as it establishes its business operations.  Current expenses in the three months ended September 30, 2013 were $1,858 related to SEC and filing fees.  This is a significant decrease from the prior quarter when the Company executed two major consulting contracts to oversee the companies structuring and marketing that were structurally earned when the contract was executed representing $250,000 in expenses in addition to other general and administrative expenses related to the establishment of the Company.

Equity and Liabilities

There were no changes in the Company’s Equity or Liabilities in the three month ended September 30, 2013 except for a $4,000 reduction in the Company’s payables due to the Company paying the balances with cash.

Liquidity

The Company is currently addressing its liquidity issues by working to raise investment capital.

Plan of Continued Operations

The Company plans to continue to meet all of its obligations as well as to conform to all of the requirements of remaining a fully reporting public company while increasing its market presence as well as services offering spectrum.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to do so.  The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Income Holdings, Inc.
(Registrant)

Date: November 12, 2013	By:	/s/ Michael Bonn
Michael Bonn
Chief Financial Officer

Date: November 12, 2013	By:	/s/ Michael Bonn
Michael Bonn
Chief Executive Officer