Form 10-Q/A
period 2013-09-30
COLORADO INCOME HOLDINGS INC
filed 2014-02-05
CIK 1581316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 11, 2013, there were outstanding 1,000,000 shares of the issuer’s common stock, par value $0.001 per share.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Colorado Income Holdings, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on December 11, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

 IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Colorado Income Holdings Inc.

Colorado Income Holdings, Inc.

Form 10-Q for the quarter ended September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Colorado Income Holdings, Inc.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited)	(Audited)
	September 30,	June 30,
	2013	2013

ASSETS

Current assets
Cash	$4,142	$10,000
Total current assets	4,142	10,000

Total Assets	$4,142	$10,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$289,000	$293,000
Total current liabilities	289,000	293,000

Stockholders' Equity (Deficit)
Common stock, $0.001 par value;
50,000,000 shares authorized;
1,000,000 issued and outstanding	1,000	1,000

Additional paid-in capital	9,000	9,000
Accumulated earnings (Deficit) during Development Stage	(294,858)	(293,000)

Total Stockholders' Equity (Deficit)	(284,858)	(283,000)

Total Liabilities and Stockholders' Equity (Deficit)	$4,142	$10,000

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

The accompanying notes are an integral part of these financial statements

Colorado Income Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Three month	May 23, 2013
	period	(Inception)
	ended September 30,	through September 30,
	2013	2013

Cash Flows From Operating Activities
Net income	(1,858)	(294,858)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Stock issued for services	-	-
Changes in operating assets and liabilities
Accounts Payable	(4,000)	289,000

Net cash provided by (used for)
operating activities	(5,858)	(5,858)

Cash Flows From Investing Activities:
	-	-

Cash Flows From Financing Activities:
Seed Capital from Founder	-	10,000
	-	-

Net cash provided by (used for)
financing activities	-	10,000

Net Increase (Decrease) in Cash	(5,858)	4,142

Cash at Beginning of Period	10,000	-

Cash at End of Period	$4,142	$4,142

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

Quarterly Expenses

The company currently only has general and administrative expenses as it establishes its business operations.  Current expenses in the three months ended September 30, 2013 were $1,858.  This is a significant decrease from the prior quarter when the Company executed two major consulting contracts to take oversee the companies structuring and marketing that were structurally earned when the contract was executed representing $250,000 in expenses in addition to other general and administrative expenses related to the establishment of the Company.

Equity and Liabilities

There were no changes in the Company’s Equity or Liabilities in the three month ended September 30, 2013 except for a $4,000 reduction in the Company’s payables due to the Company paying the balances with cash.

Liquidity

The Company is currently addressing its liquidity issues by working to raise investment capital.

Plan of Continued Operations

The Company plans to continue to meet all of its obligations as well as conform to all of the requirements of remaining a fully reporting a public company while increasing its market presence as well as services offering spectrum.

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

Colorado Income Holdings, Inc.
(Registrant)

Date: December 11, 2013	By:	/s/ Michael Bonn
Michael Bonn
Chief Financial Officer

Date: December 11, 2013	By:	/s/ Michael Bonn
Michael Bonn
Chief Executive Officer