Form 10-Q
period 2013-12-31
COLORADO INCOME HOLDINGS INC
filed 2014-02-07
CIK 1581316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 7, 2014, there were outstanding 1,000,000 shares of the issuer’s common stock, par value $0.001 per share.

Colorado Income Holdings Inc.

Colorado Income Holdings, Inc.

Form 10-Q for the quarter ended December 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Colorado Income Holdings, Inc.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited)	(Audited)
	December 31,	June 30,
	2013	2013

ASSETS

Current assets
Cash	$3,838	$10,000
Total current assets	3,838	10,000

Total Assets	$3,838	$10,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$296,500	$293,000
Total current liabilities	296,500	293,000

Stockholders' Equity (Deficit)
Common stock, $0.001 par value;
50,000,000 shares authorized;
1,000,000 issued and outstanding	1,000	1,000

Additional paid-in capital	9,000	9,000
Accumulated earnings (Deficit) during Development Stage	(293,000)	-
Net Income	(9,662)	(293,000)
Total Stockholders' Equity (Deficit)	(292,662)	(283,000)

Total Liabilities and Stockholders' Equity (Deficit)	$3,838	$10,000

The accompanying notes are an integral part of these financial statements

Colorado Income Holdings, Inc.
(A Development Stage Company)
Statement of Operations and (Loss)
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,		Inception- December 31,
	2013	2012	2013	2012	2013
Revenue
	$-	$-	$-	$-	$-
Expenses	-	-	-	-
General and Administrative	7,803	-	9,662	-	302,662

Total expenses	7,803	-	9,662	-	302,662

Income from operations	(7,803)	-	(9,662)	-	(302,662)

Other income (expense)
Interest	-	-	-	-	-

Income (loss) before provision for income taxes	(7,803)	-	(9,662)	-	(302,662)

Provision for income tax	-	-	-	-

Net income (loss)	(7,803)	-	(9,662)	-	(302,662)

Net income (loss) per share
(Basic)	(.01)	-	(.01)	-	(.30)

(Fully diluted)	(.01)	-	(.01)	-	(.30)

Weighted average number of
common shares outstanding	1,000,000	-	1,000,000	-	1,000,000

Fully diluted weighted average number
of common shares outstanding	1,000,000	-	1,000,000	-	1,000,000

The accompanying notes are an integral part of these financial statements

Colorado Income Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows
	Six Months ended December 31, 2013	Six months ended December 31, 2012	Inception through December 31, 2013
Cash Flows From Operating Activities
Net income	$(9,662)	$-	$(302,662)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Stock issued for services	-	-	-
Changes in operating assets and liabilities
Accounts Payable	3,500	-	296,500

Net cash provided by (used for)
operating activities	(6,162)	-	6,162

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:	-	-	10,000
Seed Capital from Founder
	-	-	-

Net cash provided by (used for)
financing activities	-	-	10,000

Net Increase (Decrease) in Cash	(6,162)	-	3,838

Cash at Beginning of Period	10,000	-	-

Cash at End of Period	3,838	-	3,838

The accompanying notes are an integral part of these financial statements

COLORADO INCOME HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013

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

Income Tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”).  Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended December 31, 2013, the Company has a limited operating history.

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

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.  In January of 2014 the Company settled $250,000 in liabilities for a final payment of $5,000.  The appropriate gain on settlement of debt will be recognized in the company’s third fiscal quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Colorado Income Holdings, Inc. (“the Company”, “we” or “us”) endeavors to be a lender to the commercial business and investment community in Colorado. Colorado’s economy is growing steadily; unemployment rates are slightly below the national average. Additionally, Colorado was the fourth-fastest growing state in terms of population between July 2012 and July 2013. The United States Census Bureau estimates that the population of Colorado increased by 4.8% between 2010 and 2013. The area surrounding the state’s capital, Denver, is the most populous and the fastest growing. These developments will likely keep the residential real estate market healthy and provide opportunities for lenders to help those seeking financing for homes and other development projects.

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

Three months ended December 31, 2013

Quarterly Revenues

The company is development stage and has not yet generated any revenue.

Quarterly Expenses

The company currently only has general and administrative expenses as it establishes its business operations.  Current expenses in the three months ended December 31, 2013 were $7,803. Expenses in the three months ended September 30, 2013 were $1,858. Our future expectations are that until the company begins to generate revenues, the administrative expenses will continue to be somewhere between $1,000 and $10,000 each month.

Equity and Liabilities

The Company’s Equity and liabilities in the three months ended December 31, 2013 totaled $3,838.  There has been a gradual increase in expenses as the Company has continued to fund a portion of its operations through extending accounts payable accounts as it is able to minimize cash usage.  However, per the subsequent event footnote, the Company has settled a large portion of its outstanding payables subsequent to period end, so the expectation is that liabilities will continue to decrease going forward.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Income Holdings, Inc.
(Registrant)

Date: February 7, 2014	By:	/s/ Michael Bonn
Michael Bonn
Chief Financial Officer

Date: February 7, 2014	By:	/s/ Michael Bonn
Michael Bonn
Chief Executive Officer