Form 10-Q
period 2014-03-31
COLORADO INCOME HOLDINGS INC
filed 2014-05-15
CIK 1581316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2014, there were outstanding 1,000,000 shares of the issuer’s common stock, par value $0.001 per share.

Colorado Income Holdings Inc.

Colorado Income Holdings, Inc.

Form 10-Q for the quarter ended March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Colorado Income Holdings, Inc.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited)	(Audited)
	March 31,	June 30,
	2014	2013

ASSETS

Current assets
Cash	$1,621	$10,000
Total current assets	1,621	10,000

Total Assets	$1,621	$10,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$51,770	$293,000
Total current liabilities	51,770	293,000

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 1,000,000 issued and outstanding	1,000	1,000

Additional paid-in capital	9,000	9,000
Accumulated earnings (Deficit) during Development Stage	(293,000)	-
Net Income	232,851	(293,000)
Total Stockholders' Equity (Deficit)	(50,149)	(283,000)

Total Liabilities and Stockholders' Equity (Deficit)	$1,621	$10,000

The accompanying notes are an integral part of these financial statements

Colorado Income Holdings, Inc.
(A Development Stage Company)
Statement of Operations and (Loss)
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,		May 23, 2013 (Inception) through March 31,
	2014	2013	2014	2013	2014
Revenue
	$-	$-	$-	$-	$-
Expenses	-	-	-	-
General and Administrative	9,987	-	19,649	-	312,649

Total expenses	9,987	-	19,649	-	312,649

Income from operations	(9,987)	-	(19,649)	-	(312,649)

Other income (expense)
Interest	-	-	-	-	-

Income (loss) before provision for income taxes	(9,987)	-	(19,649)	-	(312,649)

Provision for income tax	-	-	-	-

Loss before extraordinary items	(9,987)	-	(19,649)	-	(312,649)

Gain on early extinguishment of debt	252,500	-	252,500	-	252,500
Net income (loss)	242,513	-	232,851	-	(60,149)

Net income (loss) per share
(Basic)	(.24)	-	(.23)	-	(.06)

(Fully diluted)	(.24)	-	(.23)	-	(.06)

Weighted average number of
common shares outstanding	1,000,000	-	1,000,000	-	1,000,000

Fully diluted weighted average number
of common shares outstanding	1,000,000	-	1,000,000	-	1,000,000

The accompanying notes are an integral part of these financial statements

Colorado Income Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows
	Nine Months ended March 31, 2014	Nine months ended March 31, 2013	May 23, 2013 (Inception) through March 31, 2014
Cash Flows From Operating Activities
Net income/(loss)	$232,851	$-	$(60,149)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Stock issued for services	-	-	-
Extraordinary gain on early extinguishment of accounts payable	(252,500)	-	(252,500)
Changes in operating assets and liabilities
Accounts Payable	11,270	-	304,270

Net cash provided by (used for)
operating activities	(8,379)	-	(8,379)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:	-	-	10,000
Seed Capital from Founder
	-	-	-

Net cash provided by (used for)
financing activities	-	-	1,621

Net Increase (Decrease) in Cash	(8,379)	-	1,621

Cash at Beginning of Period	10,000	-	-

Cash at End of Period	1,621	-	1,621

The accompanying notes are an integral part of these financial statements

COLORADO INCOME HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014

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

Extraordinary gain on early extinguishment of accounts payable

In the third quarter of 2014 the company determined that it no longer required the services of a major contactor that had worked with the company since inception.  At the time the company made this determination it owed the contractor $252,500, which was previously recognized in the company’s accounts payable balance.  In return for the company agreeing to no longer rely on the work of the contractor it was agreed that the entire balance would be forgiven by the contractor.  The company accounted for this transaction as a gain on extinguishment of accounts payable in extraordinary income section of its income statement.  The net impact of this transaction was a $252,500 extraordinary income transaction for the quarter.

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

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended March 31, 2014, the Company has a limited operating history.

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

None as of the date of this filing.

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

Three months ended March 31, 2014

Quarterly Revenues

The company is development stage and has not yet generated any revenue.

Quarterly Expenses

The company currently only has general and administrative expenses as it establishes its business operations.  Current expenses in the three months ended March 31, 2014 were $9,987.  Our future expectations are that until the company begins to generate revenues, the administrative expenses will continue to be somewhere between $1,000 and $10,000 each month.

Gain on early extinguishment of accounts payable

In the third quarter of 2014 the company determined that it no longer required the services of a major contactor that had worked with the company since inception.  At the time the company made this determination it owed the contractor $252,500, which was previously recognized in the company’s accounts payable balance.  In return for the company agreeing to no longer rely on the work of the contractor it was agreed that the entire balance would be forgiven by the contractor.  The company accounted for this transaction as a gain on extinguishment of accounts payable in extraordinary income section of its income statement.  The net impact of this transaction was a $252,500 extraordinary income transaction for the quarter.

Equity and Liabilities

The Company’s Equity and liabilities in the three months ended March 31, 2014 totaled $1,621.  There has been a gradual increase in liabilities as the Company has continued to fund a portion of its operations through extending accounts payable accounts as it is able to minimize cash usage.

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

Colorado Income Holdings, Inc.
(Registrant)

Date: May 14, 2014	By:	/s/ Michael Bonn
Michael Bonn
Chief Financial Officer

Date: May 14, 2014	By:	/s/ Michael Bonn
Michael Bonn
Chief Executive Officer