Form 10-K
period 2014-06-30
COLORADO INCOME HOLDINGS INC
filed 2014-10-15
CIK 1581316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

COLORADO INCOME HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Colorado	6189	46-2856085
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 15, 2014, there were outstanding 1,000,000 shares of the issuer’s common stock, par value $0.001 per share.

Colorado Income Holdings Inc.

Colorado Income Holdings, Inc.

Form 10-K for the year ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Colorado Income Holdings, Inc.
(A Development Stage Company)
BALANCE SHEET

	June 30,
	2014	2013

ASSETS

Current assets
Cash	$8,163	$10,000
Total current assets	8,163	10,000

Total Assets	$8,163	$10,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$54,833	$293,000
Total current liabilities	54,833	293,000

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 1,000,000 issued and outstanding	1,000	1,000

Additional paid-in capital	9,000	9,000
Accumulated earnings (Deficit) during Development Stage	(56,670)	(293,000)
Total Stockholders' Equity (Deficit)	(46,670)	(283,000)

Total Liabilities and Stockholders' Equity (Deficit)	$8,163	$10,000

The accompanying notes are an integral part of these financial statements.

Colorado Income Holdings, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Stock
	Common Stock		Paid-in	Accumulated	holders'
	Shares	Amount (Restated)	Capital (Restated)	Deficit (Restated)	Equity (Restated)

Balances at May 23, 2013 (Inception)	-	$-	$-	$-	$-

May 23, 2013 1,000,000 shares
of common stock issued for services
to founder at $0.001 per share	1,000,000	1,000			1,000

Founder Contribution of Seed Capital	-	-	9,000		9,000
					-

Net loss for period				(293,000)	(293,000)

Balances at June 30, 2013	1,000,000	$1,000	$9,000	$(293,000)	$(283,000)

Net income for period				236,330	236,330

	1,000,000	$1,000	$9,000	$(56,670)	$(46,670)

The accompanying notes are an integral part of these financial statements

Colorado Income Holdings, Inc.
(A Development Stage Company)
Statement of Operations and (Loss)

	Year ended June 30,		May 23, 2013 (Inception) through June 30,
	2014	2013	2014
Revenue
	$8,000	$-	$8,000
Expenses
General and Administrative	24,170	293,000	317,170

Total expenses	24,170	293,000	317,170

Income from operations	(16,170)	(293,000)	(309,170)

Other income (expense)
Interest	-	-	-

Income (loss) before provision for income taxes	(16,170)	(293,000)	(309,170)

Provision for income tax	-	-

Loss before extraordinary items	(16,170)	(293,000)	(309,170)

Gain on early extinguishment of debt	252,500	-	252,500
Net income (loss)	236,330	-	(56,670)

Net income (loss) per share
(Basic)	.24	(.29)	(.06)

(Fully diluted)	.24	(.29)	(.06)

Weighted average number of
common shares outstanding	1,000,000	1,000,000	1,000,000

Fully diluted weighted average number
of common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Colorado Income Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Year ended June 30,		May 23, 2013 (Inception) through June 30,
	2014	2013	2014
Cash Flows From Operating Activities
Net income/(loss)	$236,330	$(293,000)	$(56,670)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Stock issued for services	-	-	-
Extraordinary gain on early extinguishment of accounts payable	(252,500)	-	(252,500)
Changes in operating assets and liabilities
Accounts Payable	14,333	293,000	307,333

Net cash provided by (used for)
operating activities	(1,837)	-	(1,837)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:	-	10,000	10,000
Seed Capital from Founder
	-	-	-

Net cash provided by (used for)
financing activities	-	-	-

Net Increase (Decrease) in Cash	(1,837)	10,000	8,163

Cash at Beginning of Period	10,000	-	-

Cash at End of Period	8,163	10,000	8,163

The accompanying notes are an integral part of these financial statements

COLORADO INCOME HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2014

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

Revenue Recognition

Revenue is recognized on an accrual basis as earned under note terms.  In the 4th quarter of the period ended June 30, 2014 the Company recognized its first sale in the form of an $8,000 fee for structuring a note payable.

Concentration of sales

For the year ended June 30, 2014, the majority of the Company’s revenue was generated from one customer transaction.  The Company is operating in a single business segment, generating fee based revenue for structuring short term real estate loans.  All of the Company’s operations are in the United States.

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

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended June 30, 2014, the Company has a limited operating history.

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

Income Taxes

The Company recorded no income tax provision or benefit for the years ended June 30, 2014 and 2013, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 35% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, the Company has approximately $56,000 of net operating loss carry forwards that expire at various dates through 2034. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates.

As of June 30, 2014 and 2013, the Company had approximately $20,000 and $0, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of June 30, 2014 and 2013, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The valuation allowance increased approximately $20,000 during the year ended June 30, 2014. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

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

Year ended June 30, 2014

Annual Revenues

In the 4th quarter of the period ended June 30, 2014 the Company recognized its first sale in the form of an $8,000 fee for structuring a note payable.

Annual Expenses

The company currently only has general and administrative expenses as it establishes its business operations.  Current expenses in the year ended June 30, 2014 were $24,170.  Our future expectations are that until the company begins to generate revenues, the administrative expenses will continue to be somewhere between $1,000 and $10,000 each month.

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

Equity and Liabilities

The Company’s Equity and liabilities in the three months ended June 30, 2014 totaled $8,163.  There has been a gradual increase in liabilities as the Company has continued to fund a portion of its operations through extending accounts payable accounts as it is able to minimize cash usage.

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

Colorado Income Holdings, Inc.
(Registrant)

Date: October 15, 2014	By:	/s/ Michael Bonn
Michael Bonn
Chief Financial Officer

Date: October 15, 2014	By:	/s/ Michael Bonn
Michael Bonn
Chief Executive Officer