Form 10-K/A
period 2014-06-30
COLORADO INCOME HOLDINGS INC
filed 2014-10-21
CIK 1581316

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on October 15, 2014.

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

The accompanying notes are an integral part of these financial statements

Colorado Income Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Year ended June 30,		May 23, 2013 (Inception) through June 30,
	2014	2013	2014
Cash Flows From Operating Activities
Net income/(loss)	$236,330	$(293,000)	$(56,670)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Stock issued for services	-	-	-
Extraordinary gain on early extinguishment of accounts payable	(252,500)	-	(252,500)
Changes in operating assets and liabilities
Accounts Payable	14,333	293,000	307,333

Net cash provided by (used for)
operating activities	(1,837)	-	(1,837)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Seed Capital from Founder	-	10,000	10,000

Net cash provided by (used for)
financing activities	-	10,000	10,000

Net Increase (Decrease) in Cash	(1,837)	10,000	8,163

Cash at Beginning of Period	10,000	-	-

Cash at End of Period	8,163	10,000	8,163

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

For income tax reporting purposes, the Company has approximately $56,670 of net operating loss carry forwards that expire at various dates through 2034. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates.

As of June 30, 2014 and 2013, the Company had $22,441 and $0, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of June 30, 2014 and 2013, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The valuation allowance increased by $22,441 during the year ended June 30, 2014. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

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